Form 10-Q
period 2021-09-30
Warburg Pincus Capital Corp I-B
filed 2021-11-12
CIK 1836074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Warburg Pincus Capital Corporation I-B
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
1
1
, 2021, 54,875,000 shares of Class A ordinary shares, par value $0.0001 per share, and 13,718,750 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

WARBURG PINCUS CAPITAL CORPORATION
I-B
Form
10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$1,074,793	$—
Prepaid expenses	976,548	11,758

Total current assets	2,051,341	11,758

Deferred offering costs associated with initial public offering	—	81,600
Investments held in Trust Account	548,774,604	—

Total Assets	$550,825,945	$93,358

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,408	$—
Accrued expenses	964,046	81,600

Total current liabilities	978,454	81,600
Derivative warrant liabilities	18,871,250	—
Deferred underwriting commissions	19,206,250	—

Total liabilities	39,055,954	81,600

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 54,875,000 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	548,750,000	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,718,750 and 14,375,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,372	1,438
Additional paid-in capital	—	23,562
Accumulated deficit	(36,981,381)	(13,242)

Total shareholders’ equity (deficit)	(36,980,009)	11,758

Total Liabilities and Shareholders’ Equity	$550,825,945	$93,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	(Unaudited)	(Unaudited)
General and administrative expenses	$329,151	$1,262,532
General and administrative expenses - related party	30,000	70,000

Loss from operations	(359,151)	(1,332,532)
Other income (expense)
Change in fair value of derivative warrant liabilities	7,507,920	5,681,670
Offering costs associated with derivative warrant liabilities	—	(756,940)
Income from investments held in Trust Account	11,096	24,605

Net income	$7,159,865	$3,616,803

Weighted average shares outstanding of Class A ordinary shares	54,875,000	41,407,509

Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.07

Basic weighted average shares outstanding of Class B ordinary shares	13,718,750	13,419,643

Basic net income per share, Class B ordinary shares	$0.10	$0.07

Diluted weighted average shares outstanding of Class B ordinary shares	13,718,750	13,718,750

Diluted net income per share, Class B ordinary shares	$0.10	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	14,375,000	$1,438	$23,562	$(13,242)	$11,758
Excess cash received over the fair value of the private warrants	—	—	—	—	2,701,830	—	2,701,830
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(2,725,392)	(40,585,008)	(43,310,400)
Net income	—	—	—	—	—	3,522,357	3,522,357

Balance - March 31, 2021 (Unaudited)	—	—	14,375,000	1,438	—	(37,075,893)	(37,074,455)
Forfeiture of Class B ordinary shares	—	—	(656,250)	(66)	66	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital					(66)	66	—
Net loss	—	—	—	—	—	(7,065,419)	(7,065,419)

Balance - June 30, 2021 (Unaudited)	—	—	13,718,750	1,372	—	(44,141,246)	(44,139,874)
Net income	—	—	—	—	—	7,159,865	7,159,865

Balance - September 30, 2021 (Unaudited)	—	$—	13,718,750	$1,372	$—	$(36,981,381)	$(36,980,009)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,616,803
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(24,605)
Change in fair value of derivative warrant liabilities	(5,681,670)
Offering costs associated with derivative warrant liabilities	756,940
General and administrative expenses paid by related party under promissory note	3,053
Changes in operating assets and liabilities:
Prepaid expenses	(964,790)
Accounts payable	14,408
Accrued expenses	629,046

Net cash used in operating activities	(1,650,815)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(548,750,000)

Net cash used in investing activities	(548,750,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(152,536)
Proceeds received from initial public offering, gross	548,750,000
Proceeds received from private placement	13,975,000
Offering costs paid	(11,096,856)

Net cash provided by financing activities	551,475,608

Net increase in cash	1,074,793
Cash - beginning of the period	—

Cash - end of the period	$1,074,793

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$253,400
Offering costs paid by related party under promissory note	$149,483
Deferred underwriting commissions	$19,206,250
The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Warburg Pincus Capital Corporation
I-B
(the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 1, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).
As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from December 1, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Warburg Pincus Capital Corporation
I-B
Sponsor, L.P., a Cayman Islands exempted limited partnership (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated its Initial Public Offering of 54,875,000 units (the “Units” and, with respect to the Class A ordinary shares and 10,975,000 warrants included in the Units being offered, the “Public Shares” and “Public Warrants,” respectively), including the partial exercise of the underwriters’ option to purchase 4,875,000 additional Units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $548.8 million, and incurring offering costs of approximately $30.8 million, of which approximately $19.2 million was for deferred underwriting commissions (Note 5).
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.1 million.
The Company’s liquidity needs through September 30, 2021 and prior have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $153,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
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
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on March 8, 2021.

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all of its Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.8 million in additional paid-in
capital and a charge of approximately $40.7 million to accumulated deficit, as well as a reclassification of 4,650,116 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $42.1 million and $49.1 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, and net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
at the end of each reporting period.
The Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants and the fair value of the Private Placement Warrants has been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2021 is based on observable listed prices for such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 54,875,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 20,291,666 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.
The following tables reflect a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$5,727,892	$1,431,973	$2,731,544	$885,259
Denominator:
Basic weighted average ordinary shares outstanding	54,875,000	13,718,750	41,407,509	13,419,643

Basic net income per ordinary share	$0.10	$0.10	$0.07	$0.07

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$5,727,892	$1,431,973	$2,716,723	$900,079
Denominator:
Diluted weighted average ordinary shares outstanding	54,875,000	13,718,750	41,407,509	13,718,750

Diluted net income per ordinary share	$0.10	$0.10	$0.07	$0.07

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021 using a modified retrospective method of transition. Adoption of ASU
2020-06
did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 - Initial Public Offering
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
Note 4 - Related Party Transactions
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On June 11, 2021 and August 25, 2021, the Company appointed new independent directors. On June 22, 2021 and August 25, 2021, the Sponsor transferred 35,000 Founder Shares each
to the new directors.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and nine months ended September 30, 2021, the Company incurred expenses of $30,000 and $70,000, respectively, under this agreement. As of September 30, 2021, the Company had accrued approximately $10,000, for services in connection with such agreement on the accompanying condensed balance sheets. There was no
outstanding balance under this agreement as of December 31, 2020.

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 5 - Commitments and Contingencies
Registration and Shareholder Rights
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
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 54,875,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$548,750,000
Less:
Fair value of Public Warrants at issuance	(13,279,750)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(30,030,650)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	43,310,400

Class A ordinary shares subject to possible redemption	$548,750,000

Note 7 - Shareholders’ Equity
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 54,875,000 Class A ordinary shares issued and outstanding of which 54,875,000 shares were subject to possible redemption and are classified as temporary equity (see Note 6). As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 13,718,750 and 14,375,000 Class B ordinary shares issued and outstanding, respectively.
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
Note 8
-
Warrants
As of September 30, 2021, the Company had 10,975,000 Public Warrants and 9,316,666 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$548,774,604	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$10,206,750	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$8,664,500	$—
As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.
Level 1 assets include investments in money market funds that invest solely in U.S. Government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of April 2021, as the transfer of

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.
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
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	24,552,920
Change in fair value of derivative warrant liabilities	(4,464,170)

Derivative warrant liabilities at March 31, 2021	20,088,750
Transfer of Public Warrants to Level 1	(10,865,250)
Transfer of Private Warrants to Level 2	(9,223,500)
Change in fair value of derivative warrant liabilities	—

Derivative warrant liabilities at June 30, 2021	—

Derivative warrant liabilities at September 30, 2021	$—

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
I-B
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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.1 million in our operating bank account and working capital of approximately $1.1 million.
Our liquidity needs through September 30, 2021 have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $153,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Results of Operations
Our entire activity from inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended September 30, 2021, we had net income of approximately $7.2 million, which consisted of approximately $11,000 of income from investments held in the Trust Account, approximately $7.5 million in non-operating
gain resulting from the change in fair value of derivative warrant liabilities and offset by approximately 359,000 in general and administrative expenses.
For the nine months ended September 30, 2021, we had net income of approximately $3.6 million, which consisted of approximately $25,000 of income from investments held in the Trust Account, approximately $5.7 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $757,000 in offering costs associated with derivative warrant liabilities, and approximately $1.3 million in general and administrative expenses.

Contractual Obligations
Registration and Shareholder Rights
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
We incurred $30,000 and $70,000 under the Administration Services Agreement in the unaudited condensed statement of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had accrued approximately $10,000, for services in connection with such agreement on the condensed balance sheets. There was no outstanding balance under this agreement as of December 31, 2020.
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
at the end of each reporting period.
The Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2021 is based on observable listed prices for such Warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 54,875,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 20,291,666 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021 using a modified retrospective method of transition. Adoption of ASU
2020-06
did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The Offering Proceeds, including amounts in the Trust Account, was invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 9,316,666 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $14.0 million.
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

Dated: November 11, 2021		WARBURG PINCUS CAPITAL CORPORATION I-B

	By:	/s/ Christopher H. Turner
	Name:	Christopher H. Turner
	Title:	Chief Executive Officer and Chairman of the Board of Directors