Form 10-Q/A
period 2021-09-30
Warburg Pincus Capital Corp I-B
filed 2022-01-18
CIK 1836074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period fr
o
m to

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
Novem
ber 11, 2021
, 54,875,000 shares of Class A ordinary shares, par value $0.0001 per share, and 13,718,750 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Warburg Pincus Capital Corporation
I-B,
unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Warburg Pincus Capital Corporation
I-B
(the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).
On November 12, 2021, Warburg Pincus Capital Corporation
I-B
(the “Company”) filed its Form
10-Q
for the quarterly period ending September 30, 2021 (the “Q3 Form
10-Q”),
which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 9, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
Following the filing of the Original Quarterly Report, the Company’s management, together with the Audit Committee, re-evaluated
whether the reclassification adjustment related to temporary equity and permanent equity should be restated as of the Initial Public Offering date and the next two subsequent reporting periods. Following such re-evaluation,
the Company’s management, together with the Audit Committee determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021 should be restated through the filing of this Amended Form
10-Q.
The three months ended March 31, 2021 and the three and six month ended June 30, 2021 have been restated in Note 2 of this Amended Form
10-Q,
with the restatements resulting in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

Therefore, on January 14, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 25, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 5, 2021 and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and calculate earnings per share on a pro rata basis and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form
10-Q/A.
In addition, the Company will restate its financial statements for the Post IPO balance sheet in a Form
8-K,
for the period ended March 9, 2021, filed with the SEC on March 15, 2021 within an appropriate form.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form
10-Q.

WARBURG PINCUS CAPITAL CORPORATION
I-B
Form
10-Q/A
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

WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	14,375,000	$1,438	$23,562	$(13,242)	$11,758
Excess cash received over the fair value of the private warrants	—	—	—	—	2,701,830	—	2,701,830
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(2,725,392)	(40,585,008)	(43,310,400)
Net income	—	—	—	—	—	3,522,357	3,522,357

Balance - March 31, 2021 (Unaudited) (as restated, see Note 2)	—	—	14,375,000	1,438	—	(37,075,893)	(37,074,455)
Forfeiture of Class B ordinary shares	—	—	(656,250)	(66)	66	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital					(66)	66	—
Net loss	—	—	—	—	—	(7,065,419)	(7,065,419)

Balance - June 30, 2021 (Unaudited) (as restated, see Note 2)	—	—	13,718,750	1,372	—	(44,141,246)	(44,139,874)
Net income	—	—	—	—	—	7,159,865	7,159,865

Balance - September 30, 2021 (Unaudited)	—	$—	13,718,750	$1,372	$—	$(36,981,381)	$(36,980,009)

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

WARBURG PINCUS CAPITAL CORPORATION
I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business
Combination
.
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement of Revision to Previously Reported Financial Statements
In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 12, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.
The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately 4.2 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$551,330,163	$—	$551,330,163
Total liabilities	$39,654,617	$—	$39,654,617
Class A ordinary shares subject to possible redemption	506,675,540	42,074,460	548,750,000
Preference shares	—	—	—
Class A ordinary shares	421	(421)	—
Class B ordinary shares	1,438	—	1,438
Additional paid-in capital	1,489,032	(1,489,032)	—
Retained earnings (accumulated deficit)	3,509,115	(40,585,007)	(37,075,892)
Total shareholders’ equity (deficit)	$5,000,006	$(42,074,460)	$(37,074,454)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$551,330,163	$—	$551,330,163
The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption as revised	$526,901,760	$(526,901,760)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(20,226,220)	$20,226,220	$—

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 4.9 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$551,094,510	$—	$551,094,510
Total liabilities	$46,484,384	$—	$46,484,384
Class A ordinary shares subject to possible redemption	499,610,120	49,139,880	548,750,000
Preference shares	—	—	—
Class A ordinary shares	491	(491)	—
Class B ordinary shares	1,372	—	1,372
Additional paid-in capital	8,554,447	(8,554,447)	—
Accumulated deficit	(3,556,304)	(40,584,942)	(44,141,246)
Total shareholders’ equity (deficit)	$5,000,006	$(49,139,880)	$(44,139,874)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$551,094,510	$—	$551,094,510
The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption as revised	$526,901,760	$(526,901,760)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(27,291,640)	$27,291,640	$—
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A ordinary shares
	As Reported	Adjustment	As Adjusted
For the three months ended March 31, 2021
Net income	$3,522,357	$—	$3,522,357
Weighted average shares outstanding	54,875,000	(40,851,389)	14,023,611
Basic and diluted earnings per share	$0.00	$0.13	$0.13
For the three months ended June 30, 2021
Net loss	$(7,065,419)	$—	$(7,065,419)
Weighted average shares outstanding	54,875,000	—	54,875,000
Basic and diluted earnings per share	$0.00	$(0.10)	$(0.10)
For the six months ended June 30, 2021
Net loss	$(3,543,062)	$—	$(3,543,062)
Weighted average shares outstanding	54,875,000	(20,312,845)	34,562,155
Basic and diluted earnings per share	$0.00	$(0.07)	$(0.07)

	Earnings Per Share for Class B ordinary shares
	As Reported	Adjustment	As Adjusted
For the three months ended March 31, 2021
Net income	$3,522,357	$—	$3,522,357
Weighted average shares outstanding	12,811,458	—	12,811,458
Basic and diluted earnings per share	$0.28	$(0.15)	$0.13
For the three months ended June 30, 2021
Net loss	$(7,065,419)	$—	$(7,065,419)
Weighted average shares outstanding	13,718,750	—	13,718,750
Basic and diluted earnings per share	$(0.52)	$0.42	$(0.10)
For the six months ended June 30, 2021
Net loss	$(3,543,062)	$—	$(3,543,062)
Weighted average shares outstanding	13,267,610	—	13,267,610
Basic and diluted earnings per share	$(0.27)	$0.20	$(0.07)
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Bus
i
ness Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Immediately upon the closing of the In
i
tial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
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
10-Q/A
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the presentation of earnings per share. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented
We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments issued by the Company. Additionally, our management re-evaluated
our application of ASC
480-10-S99-3A
to our accounting classification of public shares. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods, respectively, to classify all public shares subject to possible redemption in temporary equity.
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
Changes in Internal Control over Financial Reporting
The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 19, 2021, except for the risk factor included in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2021, and the below risk factor.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments issued by the Company, as further described in this Quarterly Report on Form 10-Q. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. This will also result in the restatement of the Company’s balance sheet as of March 9, 2021 within an appropriate form, to be filed with the SEC. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Chief Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer (Chief Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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

Dated: January 18, 2022		WARBURG PINCUS CAPITAL CORPORATION I-B

	By:	/s/ Christopher H. Turner
	Name:	Christopher H. Turner
	Title:	Chief Executive Officer and Chairman of the Board of Directors