Form 10-Q
period 2022-03-31
Warburg Pincus Capital Corp I-B
filed 2022-05-13
CIK 1836074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
May 13
, 2022, 54,875,000 shares of Class A ordinary shares, par value $0.0001 per share, and 13,718,750 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

WARBURG PINCUS CAPITAL CORPORATION
I-B
Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$303,399	$664,972
Prepaid expenses	697,934	803,572

Total current assets	1,001,333	1,468,544

Investments held in Trust Account	548,831,323	548,786,670

Total Assets	$549,832,656	$550,255,214

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$115,710	$196,597
Accrued expenses	2,268,177	1,666,644

Total current liabilities	2,383,887	1,863,241
Derivative warrant liabilities	9,131,250	20,291,670
Deferred underwriting commissions	19,206,250	19,206,250

Total liabilities	30,721,387	41,361,161

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 54,875,000 shares at $10.00 per share as of March 31, 2022 and December 31, 2021	548,750,000	548,750,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,718,750 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,372	1,372
Additional paid-in capital	—	—
Accumulated deficit	(29,640,103)	(39,857,319)

Total shareholders’ deficit	(29,638,731)	(39,855,947)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$549,832,656	$550,255,214

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$957,856	$177,406
General and administrative expenses - related party	30,000	10,000

Loss from operations	(987,856)	(187,406)
Other income (expenses):
Change in fair value of derivative warrant liabilities	11,160,420	4,464,170
Offering costs associated with derivative warrant liabilities	—	(756,940)
Income from investments held in Trust Account	44,652	2,533

Net income	$10,217,216	$3,522,357

Weighted average shares outstanding of Class A ordinary shares	54,875,000	14,023,611

Basic net income per share, Class A ordinary shares	$0.15	$0.13

Basic weighted average shares outstanding of Class B ordinary shares	13,718,750	12,811,458

Basic net income per share, Class B ordinary shares	$0.15	$0.13

Diluted weighted average shares outstanding of Class B ordinary shares	13,718,750	13,718,750

Diluted net income per share, Class B ordinary shares	$0.15	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	13,718,750	$1,372	$—	$(39,857,319)	$(39,855,947)
Net income	—	—	—	—	—	10,217,216	10,217,216

Balance - March 31, 2022 (Unaudited)	—	$—	13,718,750	$1,372	$—	$(29,640,103)	$(29,638,731)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	14,375,000	$1,438	$23,562	$(13,242)	$11,758
Excess cash received over the fair value of the Private Placement Warrants	—	—	—	—	2,701,830	—	2,701,830
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(2,725,392)	(40,585,008)	(43,310,400)
Net income	—	—	—	—	—	3,522,357	3,522,357

Balance - March 31, 2021 (Unaudited)	—	$—	14,375,000	$1,438	$—	$(37,075,893)	$(37,074,455)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,217,216	$3,522,357
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(44,652)	(2,533)
Change in fair value of derivative warrant liabilities	(11,160,420)	(4,464,170)
Offering costs associated with derivative warrant liabilities	—	756,940
General and administrative expenses paid by related party under promissory note	—	3,052
Changes in operating assets and liabilities:
Prepaid expenses	105,638	(1,319,223)
Accounts payable	(80,887)	12,500
Accrued expenses	601,532	12,117

Net cash used in operating activities	(361,573)	(1,478,960)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(548,750,000)

Net cash used in investing activities	—	(548,750,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(152,536)
Proceeds received from initial public offering, gross	—	548,750,000
Proceeds received from private placement	—	13,975,001
Offering costs paid	—	(11,096,857)

Net cash provided by financing activities	—	551,475,608

Net increase in cash	(361,573)	1,246,648

Cash - beginning of the period	664,972	—

Cash - end of the period	$303,399	$1,246,648

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$253,400
Offering costs paid by related party under promissory note	$—	$149,483
Deferred underwriting commissions	$—	$19,206,250
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
As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from December 1, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Warburg Pincus Capital Corporation
I-B
Sponsor, L.P., a Cayman Islands exempted limited partnership (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated its Initial Public Offering of
54,875,000
units (the “Units” and, with respect to the Class A ordinary shares and
10,975,000
warrants included in the Units offered, the “Public Shares” and “Public Warrants,” respectively), including the partial exercise of the underwriters’ option to purchase
4,875,000
additional Units (the “Over-Allotment Units”), at $
10.00
per Unit, generating gross proceeds of approximately $
548.8
 million, and incurring offering costs of approximately $
30.8
 million, of which approximately $
19.2
 million was for deferred underwriting commissions (Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of
9,316,666
warrants (collectively, the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), at a price of $
1.50
per Private Placement Warrant with the Sponsor, generating gross proceeds of $
14.0
 million (Note 4).
Upon the closing of the Initial Public Offering, together with certain of the proceeds from the Private Placement, approximately $
548.8
 million in the aggregate of the net proceeds (the “Offering Proceeds”), were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of
185
days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the Offering Proceeds, although substantially all of such proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least
80
% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. Notwithstanding the foregoing, pursuant to the amended and restated

memorandum and articles of association adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), in no event will the Company redeem Public Shares in an amount that would cause its net tangible assets to be less than $
5,000,001
. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $
10.00
per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $
5,000,001
upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to the Company’s Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
15
% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem
100
% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within
24
months from the closing of the Initial Public Offering, or March 9, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $
100,000
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
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $1.4 million.
The Company’s liquidity needs through March 31, 2022 have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $153,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have the borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 7, 2022.
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
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 54,875,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital (to extent available) and accumulated deficit.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 20,291,666 Class A ordinary shares in the calculation of diluted income (loss) per share, because the exercise of the warrant is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following tables reflect a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$8,173,773	$2,043,443

Denominator:
Basic and diluted weighted average ordinary shares outstanding	54,875,000	13,718,750

Basic and diluted net income per ordinary share	$0.15	$0.15

	For The three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$1,840,732	$1,681,625
Allocation of net income, diluted	1,780,532	1,741,825

Denominator:
Basic weighted average ordinary shares outstanding	14,023,611	12,811,458
Diluted weighted average ordinary shares outstanding	14,023,611	13,718,750

Basic net income per ordinary share	$0.13	$0.13

Diluted net income per ordinary share	$0.13	$0.13

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no

unrecognized tax benefits as of March 31, 2022 or 2021.
No
amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Each Unit consists of one Class A ordinary share and
one-fifth
of one redeemable Public Warrant. Each whole Public Warrant will entitle the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).
Note
4-Related
Party Transactions
Founder Shares
On December 9, 2020, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 ordinary shares (the “Founder Shares”). In February 2021, the Sponsor transferred 35,000 Founder Shares to an independent director. In June 2021, the Sponsor transferred 35,000 Founder Shares to an independent director. In August 2021, the Sponsor transferred 35,000 Founder Shares to an independent director. The Sponsor agreed to forfeit up to an aggregate of 1,875,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase the Over-Allotment Units and on April 18, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters; thus, 656,250 Class B ordinary shares were forfeited by the Sponsor.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended March 31, 2022 and 2021, the Company incurred expenses of $30,000 and $10,000 under this agreement, respectively. As of March 31, 2022 and December 31, 2021, the Company had accrued approximately $20,000 and $10,000, for services in connection with such agreement on the accompanying condensed balance sheets, respectively.
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
In January 2022, the Company entered into a cost sharing arrangement with a related party.

Note
5-Commitments
and Contingencies
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Consulting fees
The Company has agreements with third party consultants to provide certain advisory services to the Company relating to the identification of and negotiations with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company has incurred approximately $856,000 and $0, respectively, in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon the closing of an initial Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 54,875,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$548,750,000
Less:
Fair value of Public Warrants at issuance	(13,279,750)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(30,030,650)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	43,310,400

Class A ordinary shares subject to possible redemption	$548,750,000

Note
7-Shareholders’
Equity
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 54,875,000 Class A ordinary shares issued and outstanding, of which 54,875,000 shares were subject to possible redemption and are classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 13,718,750 Class B ordinary shares issued and outstanding.
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

Note
8-Warrants
As of March 31, 2022 and December 31, 2021, the Company had 10,975,000 Public Warrants and 9,316,666 Private Placement Warrants outstanding.
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

Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$548,831,322	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$4,938,750	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$4,192,500	$—

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$548,786,670	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$10,975,000
Derivative warrant liabilities - Private placement warrants	$—	$—	$9,316,670
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the three months ended March 31, 2022 was $10,975,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to Level 2 during the three months ended March 31, 2022 was $9,316,670.
The following table presents the changes in fair value of Level 3 warrant liabilities:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	24,552,920
Change in fair value of derivative warrant liabilities	(4,464,170)
Derivative warrant liabilities at March 31, 2021	20,088,750
Transfer of Public Warrants to Level 1	(10,865,250)
Transfer of Private Warrants to Level 2	(9,223,500)
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at June 30, 2021	—
Derivative warrant liabilities at September 30, 2021	—
Transfer of Public Warrants to Level 3	10,206,750
Transfer of Private Warrants to Level 3	8,664,500
Change in fair value of derivative warrant liabilities	1,420,420
Derivative warrant liabilities at December 31, 2021	20,291,670
Transfer of Public Warrants to Level 1	(10,975,000)
Transfer of Private Placement Warrants to Level 2	(9,316,670)

Derivative warrant liabilities at March 31, 2022	—

The following is a description of the valuation methodology used for assets and liabilities measured at fair value:
Investments held in Trust Account:
Level 1 assets include investments in money market funds that invest solely in U.S. Government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Public Warrants:
The Public Warrants were valued using a binomial lattice model in a risk neutral framework at initial valuation and for the periods ended March 31, 2021 and December 31, 2021, which is considered to be a Level 3 fair value measurement. As of March 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
Private Placement Warrants:
The Private Placement Warrants were valued using a binomial lattice model in a risk neutral framework at initial valuation and for the periods ended March 31, 2021 and December 31, 2021, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in measuring the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares, which was determined based on the implied volatility of the Public Warrants. As of March 31, 2022, the fair value of the Private Placement Warrants was equivalent to that of the Public Warrants as they had substantially the same terms. As they are not actively traded, the Private Placement Warrants were listed as a Level 2 in the hierarchy table.

Note
10-Subsequent
Events
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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $0.3 million in our operating bank account and a working capital deficit of approximately $1.4 million.
Our liquidity needs through March 31, 2022 have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $153,000 from the Sponsor pursuant to the Note, dated December 9, 2020, where the Sponsor agreed to loan us up to $300,000 for the payment of costs related to our Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans to the Company.
Based on the foregoing, management believes that the Company will have the borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet the Company’s needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Results of Operations
Our entire activity from inception up to March 31, 2022 was in preparation for our formation, our Initial Public Offering and our search for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended March 31, 2022, we had a net income of approximately $10.2 million, which consisted of approximately $45,000 of income from investments held in the Trust Account, approximately $11.1 million in non-operating
gain resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $988,000 in general and administrative expenses.
For the three months ended March 31, 2021, we had a net income of approximately $3.5 million, which consisted of approximately $4.5 million in non-operating gain
resulting from the change in fair value of derivative warrant liabilities and approximately $3,000 of income from investments held in the Trust Account, partially offset by approximately $187,000 in general and administrative expenses, and approximately $757,000 in offering costs associated with derivative warrant liabilities.
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

We incurred $30,000 and $10,000 under the Administration Services Agreement in the unaudited condensed statement of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had accrued approximately $20,000 and $10,000, for services in connection with such agreement on the condensed balance sheets, respectively.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 54,875,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
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
The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 20,291,666 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the presentation of earnings per share, as described in our amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021 and Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on January 18, 2022 and March 7, 2022, respectively. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on
Form 10-K
filed by the Company with the SEC on March 7, 2022 except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Chief Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer (Chief Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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

Dated: May 13, 2022		WARBURG PINCUS CAPITAL CORPORATION I-B

	By:	/s/ Christopher H. Turner
	Name:	Christopher H. Turner
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)