Form 10-Q
period 2022-09-30
Warburg Pincus Capital Corp I-B
filed 2022-11-14
CIK 1836074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
14
, 2022, 54,875,000 shares of Class A ordinary shares, par value $0.0001 per share, and 13,718,750 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

WARBURG PINCUS CAPITAL CORPORATION I-B

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$152,637	$664,972
Prepaid expenses	324,157	803,572

Total current assets	476,794	1,468,544
Investments held in Trust Account	551,993,272	548,786,670

Total Assets	$552,470,066	$550,255,214

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$593,905	$196,597
Accrued expenses	2,188,510	1,666,644

Total current liabilities	2,782,415	1,863,241
Derivative warrant liabilities	1,278,380	20,291,670
Deferred underwriting commissions	19,206,250	19,206,250

Total liabilities	23,267,045	41,361,161

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 54,875,000 shares at approximately $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	551,893,272	548,750,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 13,718,750 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,372	1,372
Additional paid-in capital	—	—
Accumulated deficit	(22,691,623)	(39,857,319)

Total shareholders’ deficit	(22,690,251)	(39,855,947)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$552,470,066	$550,255,214

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$336,987	$329,151	$1,820,924	$1,262,532
General and administrative expenses - related party	30,000	30,000	90,000	70,000

Loss from operations	(366,987)	(359,151)	(1,910,924)	(1,332,532)
Other income (expenses):
Change in fair value of derivative warrant liabilities	4,200,370	7,507,920	19,013,290	5,681,670
Offering costs associated with derivative warrant liabilities	—	—	—	(756,940)
Income from investments held in Trust Account	2,438,854	11,096	3,206,602	24,605

Net income	$6,272,237	$7,159,865	$20,308,968	$3,616,803

Weighted average shares outstanding of Class A ordinary shares	54,875,000	54,875,000	54,875,000	41,407,509

Basic net income per share, Class A ordinary shares	$0.09	$0.10	$0.30	$0.07

Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,718,750	13,718,750	13,718,750	13,419,643

Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.10	$0.30	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	13,718,750	$1,372	$—	$(39,857,319)	$(39,855,947)
Net income	—	—	—	—	—	10,217,216	10,217,216

Balance - March 31, 2022 (Unaudited)	—	—	13,718,750	1,372	—	(29,640,103)	(29,638,731)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(704,418)	(704,418)
Net income	—	—	—	—	—	3,819,515	3,819,515

Balance - June 30, 2022 (Unaudited)	—	—	13,718,750	1,372	—	(26,525,006)	(26,523,634)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,438,854)	(2,438,854)
Net income	—	—	—	—	—	6,272,237	6,272,237

Balance - September 30, 2022 (Unaudited)	—	$—	13,718,750	$1,372	$—	$(22,691,623)	$(22,690,251)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	14,375,000	$1,438	$23,562	$(13,242)	$11,758
Excess cash received over the fair value of the private warrants	—	—	—	—	2,701,830	—	2,701,830
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(2,725,392)	(40,585,008)	(43,310,400)
Net income	—	—	—	—	—	3,522,357	3,522,357

Balance - March 31, 2021 (Unaudited)	—	—	14,375,000	1,438	—	(37,075,893)	(37,074,455)
Forfeiture of Class B ordinary shares	—	—	(656,250)	(66)	66	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	—	—	—	—	(66)	66	—
Net loss	—	—	—	—	—	(7,065,419)	(7,065,419)

Balance - June 30, 2021 (Unaudited)	—	—	13,718,750	1,372	—	(44,141,246)	(44,139,874)
Net income	—	—	—	—	—	7,159,865	7,159,865

Balance - September 30, 2021 (Unaudited)	—	$—	13,718,750	$1,372	$—	$(36,981,381)	$(36,980,009)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARBURG PINCUS CAPITAL CORPORATION
I-B
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$20,308,968	$3,616,803
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(3,206,602)	(24,605)
Change in fair value of derivative warrant liabilities	(19,013,290)	(5,681,670)
Offering costs associated with derivative warrant liabilities	—	756,940
General and administrative expenses paid by related party under promissory note	—	3,053
Changes in operating assets and liabilities:
Prepaid expenses	479,415	(964,790)
Accounts payable	397,308	14,408
Accrued expenses	521,866	629,046

Net cash used in operating activities	(512,335)	(1,650,815)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(548,750,000)

Net cash used in investing activities	—	(548,750,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(152,536)
Proceeds received from initial public offering, gross	—	548,750,000
Proceeds received from private placement	—	13,975,000
Offering costs paid	—	(11,096,856)

Net cash provided by financing activities	—	551,475,608

Net change in cash	(512,335)	1,074,793
Cash - beginning of the period	664,972	—

Cash - end of the period	$152,637	$1,074,793

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$253,400
Offering costs paid by related party under promissory note	$—	$149,483
Deferred underwriting commissions	$—	$19,206,250
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
As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from December 1, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $0.2 million in its operating bank account and a working capital deficit of approximately $2.3 million.
The Company’s liquidity needs through September 30, 2022 have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $153,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
at the end of each reporting period.

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 54,875,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income per ordinary share does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 20,291,666 Class A ordinary shares in the calculation of diluted income per share, because the exercise of the warrant is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following tables reflect a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$5,017,790	$1,254,447	$5,727,892	$1,431,973
Denominator:
Basic and diluted weighted average ordinary shares outstanding	54,875,000	13,718,750	54,875,000	13,718,750

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.10	$0.10

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$16,247,174	$4,061,794	$2,731,544	$885,259
Denominator:
Basic and diluted weighted average ordinary shares outstanding	54,875,000	13,718,750	41,407,509	13,419,643

Basic and diluted net income per ordinary share	$0.30	$0.30	$0.07	$0.07

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 or 2021. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Related Party Loans
On December 9, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was no
n-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $153,000 under the Note and fully repaid such amount on March 9, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of $90,000 and $70,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had payables of approximately $80,000 and $10,000, for services in connection with such agreement on the accompanying condensed balance sheets, respectively.
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Consulting Fees
The Company has agreements with third party consultants to provide certain advisory services to the Company relating to the identification of and negotiations with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company has incurred approximately $817,000 and $0, respectively, in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon the closing of an initial Business Combination.
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 54,875,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$548,750,000
Less:
Fair value of Public Warrants at issuance	(13,279,750)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(30,030,650)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	43,310,400

Class A ordinary shares subject to possible redemption as of December 31, 2021	548,750,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	704,418

Class A ordinary shares subject to possible redemption as of June 30, 2022	549,454,418
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,438,854

Class A ordinary shares subject to possible redemption as of September 30, 2022	$551,893,272

Note
7-Shareholders’
Equity
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 54,875,000 Class A ordinary shares issued and outstanding, of which 54,875,000 shares were subject to possible redemption and are classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 13,718,750 Class B ordinary shares issued and outstanding.
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

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
8-Warrants
As of September 30, 2022 and December 31, 2021, the Company had 10,975,000 Public Warrants and 9,316,666 Private Placement Warrants outstanding.
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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

WARBURG PINCUS CAPITAL CORPORATION I-B
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$551,993,272	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$691,430	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$586,950	$—

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$548,786,670	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$10,975,000
Derivative warrant liabilities - Private placement warrants	$—	$—	$9,316,670
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2021
Exercise price	$11.50
Unit price	$9.76
Volatility	15.2%
Term (years)	5.5
Risk-free rate	1.30%
The following table presents the changes in fair value of Level 3 warrant liabilities:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	24,552,920
Change in fair value of derivative warrant liabilities	(4,464,170)
Derivative warrant liabilities at March 31, 2021	20,088,750
Transfer of Public Warrants to Level 1	(10,865,250)
Transfer of Private Warrants to Level 2	(9,223,500)
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at June 30, 2021	—
Derivative warrant liabilities at September 30, 2021	—
Transfer of Public Warrants to Level 3	10,206,750
Transfer of Private Warrants to Level 3	8,664,500
Change in fair value of derivative warrant liabilities	1,420,420
Derivative warrant liabilities at December 31, 2021	20,291,670
Transfer of Public Warrants to Level 1	(10,975,000)
Transfer of Private Placement Warrants to Level 2	(9,316,670)

Derivative warrant liabilities at March 31, 2022	—
Derivative warrant liabilities at June 30, 2022	—
Derivative warrant liabilities at September 30, 2022	—

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
Public Warrants:
The Public Warrants were valued using a binomial lattice model in a risk neutral framework at initial valuation and for the periods ended September 30, 2021 and December 31, 2021, which is considered to be a Level 3 fair value measurement. As of September 30, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
Private Placement Warrants:
The Private Placement Warrants were valued using a binomial lattice model in a risk neutral framework at initial valuation and for the periods ended September 30, 2021 and December 31, 2021, and were considered to be a Level 3 fair value measurement. The primary unobservable input utilized in measuring the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares, which was determined based on the implied volatility of the Public Warrants. As of September 30, 2022, the fair value of the Private Placement Warrants was equivalent to that of the Public Warrants as they had substantially the same terms. As they are not actively traded, the Private Placement Warrants were listed as a Level 2 in the hierarchy table.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $0.2 million in our operating bank account and a working capital deficit of approximately $4.1 million.

Our liquidity needs through September 30, 2022 have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $153,000 from the Sponsor pursuant to the Note, dated December 9, 2020, where the Sponsor agreed to loan us up to $300,000 for the payment of costs related to our Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 9, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans to the Company.

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

Results of Operations

Our entire activity from inception up to September 30, 2022 was in preparation for our formation, our Initial Public Offering and our search for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended September 30, 2022, we had a net income of approximately $6,272,000, which consisted of approximately $2,439,000 of income from investments held in the Trust Account, approximately $4,200,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $367,000 in general and administrative expenses.

For the three months ended September 30, 2021, we had net income of approximately $7,160,000, which consisted of approximately $11,000 of income from investments held in the Trust Account, approximately $7,508,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities and offset by approximately $359,000 in general and administrative expenses.

For the nine months ended September 30, 2022, we had a net income of approximately $20,309,000, which consisted of approximately $3,207,000 of income from investments held in the Trust Account, approximately $19,013,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $1,911,000 in general and administrative expenses.

For the nine months ended September 30, 2021, we had net income of approximately 3,617,000, which consisted of approximately $25,000 of income from investments held in the Trust Account, approximately $5,682,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $757,000 in offering costs associated with derivative warrant liabilities, and approximately $1,333,000 in general and administrative expenses.

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

For the three months ended September 30, 2022 and 2021, we incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the nine months ended September 30, 2022 and 2021, we incurred expenses of $90,000 and $70,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, we had payables of approximately $80,000 and $10,000, for services in connection with such agreement on the accompanying condensed balance sheets, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 54,875,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 20,291,666 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk, except that related to the derivative warrant liabilities. The Offering Proceeds, including amounts in the Trust Account, was invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2022		WARBURG PINCUS CAPITAL CORPORATION I-B

	By:	/s/ Christopher H. Turner
	Name:	Christopher H. Turner
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)